Form 10QSB
period 2005-03-31
BAROLA OIL & GAS CO INC
filed 2005-05-16
CIK 1218345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________________ to ______________

Commission File Number: 333-115179

Barola Oil & Gas Co. Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	91-2146131
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

852 West Hastings Street, Vancouver, British Columbia, Canada, V6C 1C8
(Address of principal executive offices)

(310) 795-7384
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,925,000 common shares as of May 11, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of March 31, 2005;
(b)	Statements of Operations for the three and six months ended March 31, 2005 and 2004;
(c)	Statements of Cash Flow for the six months ended March 31, 2005 and 2004;
(d)	Statement of Stockholders’ Deficiency for period from inception, May 29, 2001, to March 31, 2005; and

(e)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	MARCH 31	SEPTEMBER 30
	2005	2004

ASSETS

Current
Cash	$1,185	$251

LIABILITIES

Current
Accounts payable	$6,099	$6,841
Loans payable (Note 4)	15,500	8,000
	21,599	14,841

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per share

Issued:
7,925,000 common shares at March 31, 2005 and September 30, 2004	7,925	7,925

Additional paid-in capital	21,700	21,700

Deficit Accumulated During The Exploration Stage	(50,039)	(44,215)
	(20,414)	(14,590)

	$1,185	$251

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 29
	THREE MONTHS ENDED		SIX MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31		MARCH 31
	2005	2004	2005	2004	2005

Expenses
Mineral property acquisition cost (Note 2)	$-	$-	$-	$-	$6,500
Option on oil and gas prospect (Note 3)	-	-	-	-	25,000
Administration fees	-	-	-	-	1,800
Directors’ fees	-	-	-	-	2,500
Office and sundry	48	518	66	839	1,881
Professional fees	758	-	5,758	-	12,358

Net Loss For The Period	806	518	5,824	839	$50,039

Basic And Diluted Loss Per Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number Of Shares Outstanding	7,925,000	7,925,000	7,925,000	7,925,000

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MAY 29
	SIX MONTHS ENDED		2001 TO
	MARCH 31		MARCH 31
	2005	2004	2005

Cash Flows Used By Operating Activities
Net loss for the period	$(5,824)	$(839)	$(50,039)
Adjustment for non-cash item:
Shares issued for directors’ fees	-	-	2,500

Change in non-cash working capital item:
Accounts payable	(742)	303	6,099
	(6,566)	(839)	(41,440)

Cash Flows From Financing Activities
Issue of share capital	-	-	27,125
Share subscriptions receivable	-	-	-
Loans and advances payable	7,500	-	15,500
	7,500	-	42,625

Increase (Decrease) In Cash	934	(536)	1,185

Cash, Beginning Of Period	251	678	-

Cash, End Of Period	$1,185	$142	$1,185

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, MAY 29, 2001, TO MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Balance September 30, 2001	-	$-	$-	$-	$-

Net loss for the year	-	-	-	(8,157)	(8,157)

Balance, September 30, 2002	-	-	-	(8,157)	(8,157)

Shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500
Shares issued for cash at $0.005	4,925,000	4,925	19,700	-	24,625
Shares issued for directors’ fees at $0.005	500,000	500	2,000	-	2,500
Net loss for the year	-	-	-	(30,125)	(30,125)

Balance, September 30, 2003	7,925,000	7,925	21,700	(38,282)	(8,657)

Net loss for the year	-	-	-	(5,933)	(5,933)

Balance, September 30, 2004	7,925,000	7,925	21,700	(44,215)	(14,590)

Net loss for the period	-	-	-	(5,824)	(5,824)

Balance, March 31, 2005	7,925,000	$7,925	$21,700	$(50,039)	$(20,414)

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

2.	MINERAL PROPERTY INTEREST

The Company has acquired a 100% interest in four unpatented mining claims located in Ontario, Canada, for cash consideration of $6,500. Since the Company has not established the commercial feasibility of the mineral claims, the acquisition costs have been expensed.

3.	OPTION ON OIL AND GAS PROSPECT

The Company has made a non-refundable payment of $25,000 to secure an option, until October 1, 2005, to acquire not less than 5% and not more than 50% of the optionor’s 5.3% working interest in an oil and gas prospect area located in Madera County, California. In the event the Company exercises the option, the purchase price shall be $34,000 per percentage point acquired, that is, a purchase price ranging from $170,000 to $1,700,000.

4.	LOANS PAYABLE

The loans payable are interest free, unsecured, repayable on demand and owing to two directors.

5.	LOAN FACILITY

On December 20, 2002, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a director. The amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at March 31, 2005, no funds have been advanced to the Company.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We were incorporated on May 29, 2001 under the laws of the State of Nevada.

On April 1, 2003, we entered into an Option Agreement (“Agreement”) with Production Specialties Co. Inc. (“Production Specialties”), a California corporation, where we purchased the option to acquire between a five (5%) percent and fifty (50%) percent interest in the current ownership by Production Specialties Co. Inc. in a property lying in and around Madera County, California known as “Triangle T Ranch.” As a result of this agreement, we purchased the right to acquire an interest in a portion of this property. Within the Triangle T Ranch Project, there are currently four gas producing wells. This resource property is utilized for the business purpose of mining natural gas. Under the terms of the Agreement, we paid Production Specialties a deposit in the amount of $25,000 which will be applied toward the total purchase price of an interest in the Triangle T Ranch in the event we exercise our option. The purchase price is dependent on what percentage in the current ownership we elect to purchase. The purchase price is set at $34,000 per percentage point purchased. Therefore, the purchase price will be $170,000 if we exercise our option and purchase the minimum of 5% and the purchase price will be $1,700,000 if we exercise our option and purchase the maximum of 50%. Our option on this property is currently unexercised. In the event that we do not exercise our option, we are not entitled to recover the $25,000 deposit paid.

The Agreement provides that if Production Specialties receives a bona fide offer from a third party to acquire a percentage interest in the Triangle T Ranch at a purchase price greater than $34,000 per percentage point purchased, they shall provide us with the opportunity to exercise our option on the same terms offered by the third party. If we fail to exercise our option within 30 days following the receipt of notice that a bona fide offer was received from a third party at a greater price, our Agreement will be null and void.

Subsequent to entering into the Agreement, Production Specialties transferred its ownership interest in the Triangle T Ranch. On or about March 1, 2004, Atlas Energy Corp. (“Atlas”), a Nevada Corporation, acquired from Production Specialties an undivided seventy five percent (75%) of its beneficial interest, rights and obligations in the Triangle T Ranch. Also on the same date, Production Specialties transferred the remaining twenty five percent (25%) of its interest, rights and obligations in the Triangle T Ranch to a third party. These parties acquired their respective interests in the Triangle T Ranch subject to our option and the terms of the Agreement.

Following Atlas’ acquisition of its 75% interest in the Triangle T Ranch, we entered into an agreement to extend the option period and termination date of the Agreement. We did not extend the option period and termination date of the Agreement with the party that acquired the 25% interest in the Triangle T Ranch and our option on this portion of the property expired. As a result, we maintained an option to acquire between a five (5%) percent and fifty (50%) percent interest only in the current ownership by Atlas in a property lying in the Triangle T Ranch.

On March 7, 2005, Tryx Ventures Corp. (“Tryx”), a Nevada corporation, acquired from Atlas all of its beneficial interest, rights and obligations in the Triangle T Ranch. Subsequent to the reporting period, we entered into an amending agreement to the option agreement (“Amendment”) with the Tryx to further extend the option period and termination date of the Agreement. In order to exercise our option, we now must provide notice to the Tryx of our election to exercise the option together with the actual interest percentage to be purchased no later than ten business days following our receipt of written notice that the wells are ready for drilling or ten business days following the termination date of this Agreement on April 1, 2007. Tryx acquired its interest in the Triangle T Ranch subject to our option and in the Amendment reaffirmed that it shall maintain its obligations under the terms of the Agreement unless otherwise agreed upon by the parties.

Triangle T Ranch

The Triangle T Ranch Project is a grouping of four producing natural gas wells in an oil and gas field consisting of approximately 14 square miles of lands leased and shot by a 2 dimensional seismic program in 2001, the entire field being known as the Merrill Avenue Gas Field. Within the Triangle T Ranch Project, there are currently four gas producing wells, namely Triangle T 1-28, 1-29, 1-33 and 2-33. In each of Triangle T 1-28 and 2-33, there are two zones: the zone which is currently producing natural gas and the proved non-producing behind pipe zone. The term behind pipe refers to additional pay or zones that contain additional reserves in them and will be opened at a later date. The additional reserves behind pipe are accessed once the currently producing zone is depleted of gas or when it becomes unfeasible to extract gas from the currently producing zone, whichever first occurs. This process is known in the industry as re-completion. In re-completion, the current producing zones are shut off and the behind pipe zones are opened. It is in these wells that we have an option to purchase a portion.

The net present value for the specified interests in the Triangle T Ranch as of September 1, 2004 was estimated to be $1,386,800 when undiscounted, $1,066,000 when discounted at five percent, and $856,500 when discounted at ten percent. Slightly over 40% of these values are derived from the proved non-producing behind pipe reserves. The gross remaining recoverable natural gas reserves as of September 1, 2004 were estimated to be 8,462,293 MCF of which approximately 3,467,205 MCF are behind pipe. The estimated net reserves of natural gas were 344,056 MCF of which 149,037 MCF are behind pipe.

The existing and future wells at the Triangle T Ranch are operated by Lario Oil and Gas (the “Operator”).  As such, we would not be considered the operator of these wells if we exercised our option. The Operator markets each non-operator’s share of gas production from the wells for sale and deducts all royalty burdens and operating expenses prior to the distribution of revenues. We are not responsible for any expenses incurred by, or on behalf of the Operator, in respect of the existing wells, production, marketing, shooting additional 2 or 3 dimensional seismic nor will we be responsible for any of these item until such time as we exercise our Option to Purchase an interest. Following exercise of our option, we will be responsible for our proportionate share of such expenses and will receive our proportionate share of all income realized from this project.

Plan of Operation

Our plan over the next twelve months is to raise funds through the sale of our common shares that have been registered with the Securities and Exchange Commission. Thereafter, management intends determine what, if any, percentage of the option we intend to exercise to acquire an interest in the Triangle T Ranch. This determination will be based in part on the amount of proceeds raised in our current equity offering. If management elects to exercise this option, we will be responsible for our proportionate share of such expenses and will receive our proportionate share of all revenue generated from this property.

Management also intends to devote time to identifying potential acquisitions and to negotiating favorable terms for such acquisition with a view towards generating revenues for the company. Properties that would interest us are those where we could participate as a non-operator without being responsible for any of the actual drilling, extraction, marketing, sales or shipping of the various resources. Our plan is to acquire various interests in properties that are being operated by other companies such that we can participate only in the costs of the production, as opposed to the actual production, in exchange for a share of revenues generated from such production. At the present time, we have not begun to research or identify other potential acquisitions, but expect to do so within the next twelve months.

We estimate that, at our current level of expenses, we will require approximately $50,000 to maintain operations without revenues for the next twelve months. Included in this estimate is a forecast of $20,000 in expenditures in order to remain in compliance with the Securities Exchange Act of 1934. We are unable to estimate how much additional financing we would require in the event we elect to exercise our option on the Triangle T Ranch because the amount of further financing required will be based upon the percentage of the option we elect to exercise and the amount of proceeds raised in our current equity offering. We can provide no assurance that we will receive any further financing if sought.

We do not anticipate purchasing any significant equipment in the next twelve months. We only intend to purchase additional property interests over the next twelve months if we are successful in raising additional financing and identify a property interest suitable for acquisition on favorable terms.

At the present time, we have no employees other than our sole officer, Mr. Henry Starek. We do not anticipate hiring any employees over the next twelve months.

Assets

As of March 31, 2005, our only asset was cash in the amount of $1,185.

Liabilities and Stockholders Deficit

Our total liabilities as of March 31, 2005 were $21,599. On March 31, 2005 our liabilities consisted of accounts payable in the amount of $6,099 and loans payable in the amount of $15,500 to two of our directors.

As of March 31, 2005, there was a Stockholders’ deficit of $20,414.

Liquidity and Capital Resources

As of March 31, 2005, we had current assets of $1,185 and current liabilities in the amount of $21,599. As a result, on March 31, 2005 we had a working capital deficit of $20,414. We currently have insufficient capital to exercise our option and acquire the minimum 5% interest. We will require financing to exercise our option on the Triangle T Ranch and/or expand our business.

On December 20, 2002, we entered into a loan facility agreement whereby we are permitted to borrow from Henry Starek, our President, up to $100,000 at any give time on seven day’s notice at an interest rate of 8%. The loan facility agreement does not stipulate any set times or dates for the repayment of principal or interest. The agreement stipulates that all principle and interest owing is due and payable on demand upon 30 days written notice from the lender. Currently, we do not owe any money on this agreement. To date, we have not accessed any of the funds available under this loan facility agreement.

We are currently offering 3,000,000 common shares at the price of $0.15 per shares and theses shares have been registered with the Securities and Exchange Commission. In the event that we are successful in selling all 3,000,000 shares, we will receive gross proceeds of $450,000. A selling shareholder offering is being conducted concurrently with our primary offering. As a result, our ability to raise the required funds may be impaired because some purchasers contemplating investment may choose to purchase shares of our common stock from the selling shareholder rather than in our offering. At the present time, we have not sold any shares in this offering. If we fail to sell enough shares to enable us to exercise our option on the Triangle T Ranch, we will require additional funds in the next twelve months to pursue our plan of operations.

We can provide no assurance that we will receive any financing. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Going Concern

Our independent auditors have stated in their Auditor’s Report for the fiscal year ended September 30, 2004 that we have incurred a net loss since inception and our future is dependent upon our ability to obtain financing and achieve profitable operation from the development of our natural resource interest. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Henry Starek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2005, the registration statement filed on Form SB-2 (Commission file number 333-115179) was declared effective. This offering has commenced and is ongoing; however, we did not complete any sales of our securities in the quarter ended March 31, 2005.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the reporting period.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
10.1	Loan Facility Agreement - Henry Starek [2]
10.2	Agreement of Purchase - Triangle “T” Prospect [2]
10.3	First Amendment to Option Agreement [3]
10.4	Second Amendment to Option Agreement
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on May 5, 2004.
(2)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on September 14, 2004
(3)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on January 26, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barola Oil & Gas Co. Inc.

Date:	May 13, 2005

By: /s/ Henry Starek Henry Starek Title: Chief Executive Officer, Chief Financial Officer, and Director