Form 10QSB
period 2005-06-30
BAROLA OIL & GAS CO INC
filed 2005-08-15
CIK 1218345

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,925,000 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of June 30, 2005.
(b)	Statements of Operations for the three and nine month periods ended June 30, 2005 and 2004;
(c)	Statements of Cash Flow for the three and nine month periods ended June 30, 2005 and 2004;
(d)	Statement of Stockholders' Deficiency period from inception, May 29, 2001, to June 30, 2005
(e)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	JUNE 30	SEPTEMBER 30
	2005	2004

ASSETS

Current
Cash	$712	$251

LIABILITIES

Current
Accounts payable	$13,351	$6,841
Loans payable to directors	15,500	8,000
	28,851	14,841

Contingency (Note 2)

SHAREHOLDER’S DEFICIENCY

Share Capital
Authorized:
100,000,000 common shares, par value with $0.001 per share

Issued:
7,925,000 common shares at June 30, 2005 and September 30, 2004	7,925	7,925

Additional paid-in capital	21,700	21,700

Deficit Accumulated During The Exploration Stage	(57,764)	(44,215)
	(28,139)	(14,590)

	$712	$251

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

					PERIOD FROM
					INCEPTION
					MAY 29
	THREE MONTHS ENDED		NINE MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30		JUNE 30
	2005	2004	2005	2004	2005

Expenses
Mineral property acquisition cost (Note 3)	$-	$-	$-	$-	$6,500
Option on oil and gas prospect (Note 4)	-	-	-	-	25,000
Administration fees	-	-	-	-	1,800
Directors’ fees	-	-	-	-	2,500
Office and sundry	65	18	131	857	1,946
Professional fees	7,660	5,000	13,418	5,000	20,018

Net Loss For The Period	(7,725)	(5,018)	(13,549)	(5,857)	$(57,764)

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	7,925,000	7,925,000	7,925,000	7,925,000

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			MAY 29
	NINE MONTHS ENDED		2001 TO
	JUNE 30		JUNE 30
	2005	2004	2005

Cash Flows Used By Operating Activities
Net loss for the period	$(13,549)	$(5,857)	$(57,764)
Adjustment for non-cash item:
Shares issued for directors’ fees	-	-	2,500

Change in non-cash working capital item:
Accounts payable	6,510	5,303	13,351
	(7,039)	(554)	(41,913)

Cash Flows From Financing Activities
Issue of share capital	-	-	27,125
Loans payable to directors	7,500	-	15,500
	7,500	-	42,625

Increase (Decrease) In Cash	461	(554)	712

Cash, Beginning Of Period	251	678	-

Cash, End Of Period	$712	$124	$712

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

PERIOD FROM INCEPTION, MAY 29, 2001, TO JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
	NUMBER OF		ADDITIONAL	DURING THE
	COMMON	par	PAID IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

Balance September 30, 2001	-	$-	$-	$-	$-

Net loss for the year	-	-	-	(8,157)	(8,157)

Balance, September 30, 2002	-	-	-	(8,157)	(8,157)

Shares issued for cash at $0.001	2,500,000	2,500	-	-	2,500
Shares issued for cash at $0.005	4,925,000	4,925	19,700	-	24,625
Shares issued for directors’ fees at $0.005	500,000	500	2,000	-	2,500
Net loss for the year	-	-	-	(30,125)	(30,125)

Balance, September 30, 2003	7,925,000	7,925	21,700	(38,282)	(8,657)

Net loss for the year	-	-	-	(5,933)	(5,933)

Balance, September 30, 2004	7,925,000	7,925	21,700	(44,215)	(14,590)

Net loss for the period	-	-	-	(13,549)	(13,549)

Balance, June 30, 2005	7,925,000	$7,925	$21,700	$(57,764)	$(28,139)

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

1.	BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.

2.	GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $57,764 for the period from inception, May 29, 2001 to June 30, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral claims. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	MINERAL PROPERTY INTEREST

The Company holds 100% interest in four unpatented mining claims located in Ontario, Canada.

4.	OPTION ON OIL AND GAS PROSPECT

The Company has made a non-refundable payment of $25,000 to secure an option, until April 1, 2007, to acquire not less than 5% and not more than 50% of the optionor’s 5.3% working interest in an oil and gas prospect area located in Madera County, California. In the event the Company exercises the option, the purchase price is $34,000 per percentage point acquired, that is, a purchase price ranging from $170,000 to $1,700,000.

BAROLA OIL & GAS CO. INC.
(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)
(Stated in U.S. Dollars)

5.	LOANS PAYABLE TO DIRECTORS

The loans payable are interest free, unsecured, repayable on demand and are owing to two directors.

6.	LOAN FACILITY

On December 20, 2002, the Company entered into an unsecured loan facility agreement to a maximum of $100,000 with a director. Any amount drawn down under the loan facility bears interest at 8% per annum and is repayable 30 days after a demand for repayment is received from the lender. As at June 30, 2005, no funds have been advanced to the Company.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated on May 29, 2001 under the laws of the State of Nevada. Our offices are located at 852 West Hastings Street, Vancouver, British Columbia, Canada, V6C 1C8.

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

Following Atlas’ acquisition of its 75% interest in the Triangle T Ranch, we entered into an agreement to extend the option period and termination date of the Agreement. We did not extend the option period and termination date of the Agreement with the party that acquired the 25% interest in the Triangle T Ranch and our option on this portion of the property expired. As a result, we maintain an option to acquire between a five (5%) percent and fifty (50%) percent interest only in Atlas’ interest in property lying in the Triangle T Ranch.

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

Plan of Operation

The completion of our business plan is contingent upon us receiving additional financing. As of June 30, 2005, we had insufficient capital to exercise our option to acquire an interest in the Triangle T Ranch. We must raise additional capital to achieve our business goals and to continue operations. We plan to offer equity securities in an exempt offering to meet our financial requirements over the next twelve months following approval of our application to have our securities quoted for trading on the NASD over-the-counter-bulletin board. As a result of our inability to sell any securities in a primary offering, we deregistered shares that were to be offered in the primary offering. We believe that it will be easier to raise the requisite financing once our stock is traded on a readily accessible national quotation system. We believe this because investors in general put more value on investments in securities of a company for which they have a readily accessible market to sell their securities. We believe that the lack of an accessible market for our securities inhibited our ability to sell any shares in our primary offering. We submitted an application to have our securities quoted on the over-the-counter bulletin board in order to provide this benefit to potential investors, but we can provide no assurance that our stock will be quoted on the over-the-counter bulletin. In addition, a market for our common stock may never develop. In the event we are not able to obtain financing within the next 12 months, we may be forced to cease operations. As an interim accommodation, we intend to use our loan facility agreement with our Chief Executive Officer, Mr. Henry Starek, to fund the operations of the company.

In the event that we are successful raising additional financing, our management intends determine what, if any, percentage of the option we intend to exercise to acquire an interest in the Triangle T Ranch. This determination will be based in part on the amount of financing raised in a private equity offering. If management elects to exercise this option, we will be responsible for our proportionate share of such expenses and will receive our proportionate share of all revenue generated from this property.

Management also intends to devote time to identifying potential acquisitions and to negotiating favorable terms for such acquisition with a view towards generating revenues for the company. Properties that would interest us are those where we could participate as a non-operator without being responsible for any of the actual drilling, extraction, marketing, sales or shipping of the various resources. Our plan is to acquire various interests in properties that are being operated by other companies such that we can participate only in the costs of the production, as opposed to the actual production, in exchange for a share of revenues generated from such production. At the present time, we have not begun to research or identify other potential acquisitions, but expect to do so upon the receipt of financing.

We estimate that, at our current level of expenses, we will require approximately $50,000 to maintain operations without revenues for the next twelve months. Included in this estimate is a forecast of $20,000 in expenditures in order to remain in compliance with the Securities Exchange Act of 1934.

We are unable to estimate how much additional financing we would require in the event we elect to exercise our option on the Triangle T Ranch because the amount of further financing required will be based upon the percentage of the option we elect to exercise and the amount of proceeds raised in a private equity offering. We can provide no assurance that we will receive any further financing if sought.

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

Assets

As of June 30, 2005, our only asset was cash in the amount of $712.

Liabilities and Stockholders Deficit

Our total liabilities as of June 30, 2005 were $28,851. On June 30, 2005 our liabilities consisted of accounts payable in the amount of $13,351 and loans payable in the amount of $15,500 to two of our directors.

As of June 30, 2005, there was a Stockholders’ deficit of $28,139.

Liquidity and Capital Resources

As of June 30, 2005, we had current assets of $712 and current liabilities in the amount of $28,851. As a result, on June 30, 2005 we had a working capital deficit of $28,139. We currently have insufficient capital to exercise our option and acquire the minimum 5% interest. We will require financing to exercise our option on the Triangle T Ranch and/or expand our business.

On December 20, 2002, we entered into a loan facility agreement whereby we are permitted to borrow from Henry Starek, our President, up to $100,000 at any given time on seven day’s notice at an interest rate of 8%. The loan facility agreement does not require any set times or dates for the repayment of principal or interest. The agreement stipulates that all principle and interest owing is due and payable on demand upon 30 days written notice from the lender. Currently, we do not owe any money on this agreement. To date, we have not accessed any of the funds available under this loan facility agreement and anticipate that we may have to access funds under this agreement during the third and fourth quarter.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Henry Starek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2005, the registration statement filed on Form SB-2 (Commission file number 333-115179) was declared effective. On May 5, 2004, we filed with the Commission a Post Effective Amendment (Registration No. 333-115179), and removed from registration all of the securities which are primary securities with an aggregate offering price of $450,000. We terminated the offering and did not make any sales of securities in the primary offering with an aggregate offering price of $450,000. The removal of securities from registration in the termination of the primary offering with an aggregate offering price of $450,000 shall not affect our concurrent ongoing secondary offering equal to 7,925,000 shares of common stock held by stockholders identified therein.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
10.1	Loan Facility Agreement - Henry Starek [2]
10.2	Agreement of Purchase - Triangle “T” Prospect [2]
10.3	First Amendment to Option Agreement [3]
10.4	Second Amendment to Option Agreement [4]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on May 5, 2004.
(2)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on September 14, 2004
(3)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on January 26, 2005
(4)	Previously filed as an exhibit to the Quarterly Report on Form 10-QSB on May 16, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Barola Oil & Gas Co. Inc.

Date:	August 15, 2005

By:/s/ Henry Starek Henry Starek Title: Chief Executive Officer, Chief Financial Officer, and Director